Form 10-K/A
period 2001-12-31
CSFB MORTGAGE BACKED PASS THROUGH CERT SER 2001-AR24
filed 2002-08-23
CIK 1163236

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

                                   Page 1 of 5
             This report consists 9 of consecutively numbered pages.

                        AMENDMENT NUMBER 1 OF 1

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


                                    JPMORGAN CHASE BANK,
                                    not in its individual capacity but solely as Trust Administrator under the Agreement referred to herein



Date:  August 23, 2002              By:  /s/ Thomas M. Britt
                                    -----------------------------
                                    Thomas M. Britt
                                    Trust Officer

                                 EXHIBIT INDEX

Exhibit     Description                                                 Page

 99.1       Servicer's Annual Statement of Compliance                    6
            and Officers' Certification

 99.2       Servicer's Annual Independent Accountant's Report            8

                                EXHIBIT 99.1

        Servicer's Annual Statement of Compliance and Officers' Certification

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH  43219
1-800-848-9136 Customer Service
1-800-582-0542 TDD/ Text Telephone

Chase Manhattan Mortgage Corporation
Master Servicing
1400 East Newport Center Drive
Deerfield Beach, FL  33442

RE:  Annual Certification

Pursuant to the servicing agreement, the undersigned Officer certifies to the following:

a) All hazard (or mortgage impairment, if applicable) flood or other casualty insurance and primary mortgage guaranty insurance premiums, taxes, ground rents, assessments and other changes have been paid by/in connection with the Mortgaged Properties;

b) All property inspections have been completed;

c) Compliance relative to Adjustable Rate Mortgages have been met;

d) Compliance with IRS Foreclosure reporting regulations enacted as IRS Section 6060J by the Deficit Reduction Act, regarding Acquired and/or Abandonment property have been completed;

e) All loans CMMC services in state that have statutes requiring payment of interest on escrow/impound accounts have been completed;

f) That such officer has confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy, and any other bonds required under the terms of the Servicing Agreement are in full force and effect.

g) Enclosed is a copy of our most recent independent audit statement.

CERTIFIED BY:  /s/ Lucy P. Gambino          Date:  March 29, 2002
                  ------------------------------

Lucy P. Gambino
Vice President
Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH  43219

Exhibit I

Management's Assertion Concerning Compliance
With USAP Minimum Servicing Standards

March 15, 2002

As of and for the year ended December 31, 2001, Chase Manhattan Mortgage Corporation ("CMMC") and Chase Mortgage Company ("CMC") and their subsidiaries (collectively, the "Group") have complied in all material respects with the mininum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These standards are applicable only to Chase Manhattan Mortgage Corporation's prime and subprime mortgage portfolios.

As of and for same period, the Group had in effect fidelity bond and errors and omissions policy in the amounts of $250,000,000 and $25,000,000 respectively.

/s/ Steve Rotella
--------------------------
Steve Rotella
Chief Executive Officer

/s/ Glenn Mouridy
--------------------------
Glenn Mouridy
Executive Vice President of Servicing

/s/ Terry L. Gentry
--------------------------
Terry L. Gentry
Senior Vice President of Servicing

/s/ Lucy Gambino
--------------------------
Lucy Gambino
Vice President of Risk Management

                                EXHIBIT 99.2

        Servicer's Annual Independent Accountant's Report

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York, NY  10036
Telephone (646) 471-4000
Facsimile (646) 471-4100


Report of Independent Accountants

To the Board of Directors and Stockholder
Of Chase Manhattan Mortgage Corporation:

We have examined management's assertion about Chase Manhattan Mortgage Corporation's (the "Company") compliance with the minimum servicing standards
("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year December 31, 2001 included in the accompanying management assertion (see Exhibit I). The Company performs loan subservicing functions for the residential loan servicing portfolios of its affiliates Chase Mortgage Company and Chase Mortgage Company West. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

March 15, 2002